Form 10-Q
period 1995-06-30
SWIFT ENERGY INCOME PARTNERS 1986-B LTD
filed 1995-08-14
CIK 806614

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


               [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1995

                                          OR

               [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to ___________

                           Commission File number  0-17021


                      SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
                (Exact name of registrant as specified in its charter)


                       Texas                           76-0198754
                   (State or other                  (I.R.S. Employer
           jurisdiction of organization)           Identification No.)


                          16825 Northchase Drive, Suite 400
                                 Houston, Texas 77060
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (713)874-2700
                 (Registrant's telephone number, including area code)

                                         None
           (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes    X       No
               -----           -----

                      SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.

                                        INDEX



          PART I.   FINANCIAL INFORMATION                  PAGE

            ITEM 1.  Financial Statements

               Balance Sheets

                  - June 30, 1995 and December 31, 1994      3

               Statements of Operations

                  - Three month and six month periods
                    ended June 30, 1995 and 1994             4

               Statements of Cash Flows

                  - Six month periods ended
                    June 30, 1995 and 1994                   5

               Notes to Financial Statements                 6

            ITEM 2.  Management's Discussion and
                        Analysis of Financial
                        Condition and Results
                        of Operations                        7

          PART II.  OTHER INFORMATION                        9


          SIGNATURES                                        10

                      SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
                                    BALANCE SHEETS



                                                                                                     June 30,     December 31,
                                                                                                       1995           1994
                                                                                                    __________     __________
                                                                                                    (Unaudited)


                 ASSETS:

                 Current Assets:
                      Cash and cash equivalents                                                   $       1,425   $      1,399
                      Oil and gas sales receivable                                                       41,362         49,586
                                                                                                   ------------   ------------
                      Total Current Assets                                                               42,787         50,985
                                                                                                   ------------   ------------
                 Oil and Gas Properties, using full cost
                      accounting                                                                      5,619,362      5,615,841
                 Less-Accumulated depreciation, depletion
                      and amortization                                                              (5,388,147)     (5,289,767)
                                                                                                   ------------   ------------
                                                                                                        231,215        326,074
                                                                                                   ------------   ------------
                                                                                                  $     274,002   $    377,059
                                                                                                   ============   ============

                 LIABILITIES AND PARTNERS' CAPITAL:

                 Current Liabilities:
                      Accounts payable and accrued liabilities                                    $      82,598   $     107,165
                                                                                                   ------------   -------------

                      Deferred Revenues                                                                   8,846           8,853

                      Partners' Capital                                                                 182,558         261,041
                                                                                                   ------------   -------------

                                                                                                  $     274,002   $     377,059
                                                                                                   ============   =============








                   See accompanying notes to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)




                                                                     Three Months Ended                Six Months Ended
                                                                          June 30,                          June 30,
                                                             -------------------------------   -------------------------------
                                                                   1995            1994              1995            1994
                                                             --------------- ---------------   --------------- ---------------

                    Oil and gas sales                        $       44,508   $       62,004   $       95,672   $      237,137
                    Interest income                                      22               10               29               13
                    Other                                                --               57               --               60
                                                            ---------------  ---------------  ---------------  ---------------
                                                                     44,530           62,071           95,701          237,210
                                                            ---------------  ---------------  ---------------  ---------------

                 COSTS AND EXPENSES:
                    Lease operating                                  14,977           22,444           39,023           38,585
                    Production taxes                                  3,146            2,111            6,912           11,743
                    Depreciation, depletion
                      and amortization -
                        Normal provision                             17,712           33,338           46,514          124,743
                        Additional provision                             --          128,104           51,866          157,764
                    General and administrative                        8,129           11,785           12,647           17,096
                    Interest expense                                  1,491               --            1,491               --
                                                               ------------     ------------     ------------     ------------
                                                                     45,455          197,782          158,453          349,931
                                                               ------------     ------------     ------------     ------------
                 NET INCOME (LOSS)                           $         (925)  $     (135,711)  $      (62,752)  $     (112,721)
                                                               ============     ============     ============     ============


                 Limited Partners' net income (loss)
                     per unit                                $         (.15)  $        (22.21) $        (10.27) $        (18.45)
                                                               ============     =============    =============    =============



                    See accompanying note to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                      Six Months Ended
                                                                           June 30,
                                                                   ------------------------
                                                                      1995         1996
                                                                   ------------------------

            CASH FLOWS FROM OPERATING ACTIVITIES:
                Income (loss)                                      $ (62,752)  $(112,721)
                Adjustments to reconcile income (loss) to
                  net cash provided by operations:
                  Depreciation, depletion and amortization            98,380     282,507
                  Deferred revenues                                       (7)     (1,361)
                  Change in assests and liabilities:
                    (Increase) decrease in oil and gas sales
                   receivable                                          8,224      90,260
                    Increase (decrease) in accounts payable
                      and accrued liabilities                        (24,567)   (194,551)
                                                                     -------     -------
               Net cash provided by (used in) operating
                      activities                                      19,278      64,134
                                                                     -------     -------
            CASH FLOWS FROM INVESTING ACTIVITIES:
               Additions to oil and gas properties                    (3,521)         --
               Proceeds from sales of oil and gas properties              --       8,725
                                                                     -------     -------
                 Net cash provided by (used in) investing
                   activities                                         (3,521)      8,725
                                                                     -------     -------
            CASH FLOWS FROM FINANCING ACTIVITIES:
               Cash distributions to partners                        (15,731)    (72,846)
                                                                     -------     -------
            NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          26          13
                                                                     -------    --------
            CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            1,399      1,348
                                                                     --------    -------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    1,425  $   1,361
                                                                     ========    =======


                            See accompanying notes to financial statements.

                               SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
                                     NOTES TO FINANCIAL STATEMENTS
                                              (UNAUDITED)



            (1)   General Information -
                  -------------------

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1994 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner neces-sary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunc-tion with the audited financial statements and the notes included in the latest Form 10-K.

            (2)   Deferred Revenues -
                  -----------------

                  Deferred Revenues represent a gas imbalance liability assumed as part of property acquisitions. The imbalance is accounted for on the entitlements methods, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to deferred revenues.

            (3)   Concentrations of Credit Risk -
                  -----------------------------

                  The Partnership extends credit to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the partnership generally does not require collateral or other security to support customer receivables.

                               SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                  CONDITION AND RESULTS OF OPERATIONS



            GENERAL
            -------

                The Partnership was formed  for the purpose of investing in producing oil and gas properties located within the continental United States. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to
            its liquidity  and results  of operations.   When the Partnership
            is formed, it commences its "acquisition" phase, with all funds placed in short-term investments until required for such property
            acquisitions.    The  interest  earned on  these  pre-acquisition
            investments becomes the primary  cash flow source  for initial
            partner distributions.   As the  Partnership  acquires  producing
            properties, net  cash  from  operations becomes available for dis-
            tribution, along with the investment income.   After partnership
            funds have been expended on  producing oil and gas properties, the
            Partnership enters its  "operations" phase.   During this  phase,
            oil and gas sales generate substantially all revenues, and dis-tributions to partners reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of acquired oil and gas properties, when the sale of such properties is economically appropriate or preferable to continued operation.

            LIQUIDITY AND CAPITAL RESOURCES
            -------------------------------

                The Partnership has completed the  acquisition of producing oil and gas properties, expending all of limited partners' net commitments available for property acquisitions.

                The Partnership does not allow for additional assessments
            from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

            RESULTS OF OPERATIONS
            ---------------------

                The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1995 (current quarter) when compared to the quarter ended June 30, 1994 (cor-responding quarter), and for the six months ended June 30, 1995 (current period), when compared to the six months ended June 30, 1994 (corresponding period).

            Three Months Ended June 30, 1995 and 1994
            -----------------------------------------

                Oil and gas sales declined $17,496 or 28 percent in the current quarter of 1995 when compared to the corresponding quarter in
            1994, primarily due to decreased gas prices. A decline in gas prices of 37 percent or $.83/MCF had a significant impact on
            partnership performance.   Also, current quarter gas production
            declined 5 percent when compared to second quarter 1994 production volumes, further contributing to decreased revenues.

                Associated depreciation expense decreased 47 percent or $15,626.

                The Partnership recorded an additional provision in depre-
            ciation, depletion and amortization in the second quarter of 1994 for $128,104 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations deter-mined according to guidelines of the Securities and Exchange Commission.

                               SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



            Six Months Ended June 30, 1995 and 1994
            ---------------------------------------

                Oil and gas sales decreased $141,465 or 60 percent in the first six months of 1995 over the corresponding period in 1994. A decline in the current period gas prices of 43 percent or $.97/MCF had a significant impact on partnership performance.
            Also, current period gas production declined 41 percent when compared to the corresponding period in 1994, further contri-buting to decreased income. Increased oil prices of 48 percent or $5.40/BBL partially offset the revenue declines.

                The decrease in gas production due to an accelerated production decline on the Gautreaux #1 well, which was recompleted in 1993, and production curtailments due to declining prices contributed to the decreased revenues.

                Associated depreciation expense decreased 63 percent or $78,229.

                The Partnership recorded an additional provision in depre-ciation, depletion and amortization in the first six months of 1995 and 1994 for $51,866 and $157,764, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guide-lines of the Securities and Exchange Commission.

                During 1995, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

                               SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
                                      PART II - OTHER INFORMATION



            ITEM 5.    OTHER INFORMATION


                                                -NONE-

                                              SIGNATURES



            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     SWIFT ENERGY INCOME
                                                     PARTNERS 1986-B, LTD.
                                                     (Registrant)

                                                By:  SWIFT ENERGY COMPANY
                                                     Managing General Partner

            Date: August 11, 1995               By:  /s/ John R. Alden
                -----------------------              --------------------------
                                                     John R. Alden
                                                     Senior Vice President,
                                                     Secretary and
                                                     Principal Financial Officer

            Date: August 11, 1995               By:  /s/ Alton D. Heckaman, Jr.
                -----------------------              --------------------------
                                                     Alton D. Heckaman, Jr.
                                                     Vice President, Controller
                                                     and Principal Accounting
                                                     Officer

                                              SIGNATURES



            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     SWIFT ENERGY INCOME
                                                     PARTNERS 1986-B, LTD.
                                                     (Registrant)

                                                By:  SWIFT ENERGY COMPANY
                                                     Managing General Partner

            Date: August 11, 1995               By:
                -----------------------              --------------------------
                                                     John R. Alden
                                                     Senior Vice President,
                                                     Secretary and
                                                     Principal Financial Officer

            Date: August 11, 1995               By:
                -----------------------              --------------------------
                                                     Alton D. Heckaman, Jr.
                                                     Vice President, Controller
                                                     and Principal Accounting
                                                     Office
TEXT>