Form 10-Q/A
period 1995-06-30
SWIFT ENERGY INCOME PARTNERS 1986-B LTD
filed 1995-09-29
CIK 806614

FORM 10-Q/A


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

                          (713) 874-2700
       (Registrant's telephone number, including area code)

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

Yes    X       No
   ---------     ---------


THIS FILING IS SOLELY TO AMEND THE 10-Q FILING FOR SWIFT ENERGY INCOME PARTNERS 1986-B, LTD. FOR THE PERIOD ENDED JUNE 30, 1995. THE ORIGINAL FILING INCORRECTLY SHOWED THE FINANCIAL DATA SCHEDULE AS EXHIBIT 11. THIS FILING CORRECTLY SHOWS THE FINANCIAL DATA SCHEDULE AS EXHIBIT 27.

            Item 6 - Exhibits and Reports on Form 8-K

            Exhibit 27 - Financial Data Schedule

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

       Date: August  29, 1995                 By:  /s/ Alton D. Heckaman, Jr.
             -----------------------               --------------------------
                                                   Alton D. Heckaman, Jr.
                                                   Vice President, Controller
                                                   and Principal Accounting
                                                   Officer