Form 10-Q
period 1995-09-30
SWIFT ENERGY INCOME PARTNERS 1986-B LTD
filed 1995-11-14
CIK 806614

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1995

                                       OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________


                        COMMISSION FILE NUMBER  0-17021


                   SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
            (Exact name of registrant as specified in its charter)


                  TEXAS                                   76-0198754
       (State or other jurisdiction                    (I.R.S. Employer
             of organization)                         Identification No.)


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

Yes  X      No
    ---        ---

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.

                                   INDEX

PART I.  FINANCIAL INFORMATION                                            PAGE

      ITEM 1. FINANCIAL STATEMENTS

            Balance Sheets

               - September 30, 1995 and December 31, 1994                   3

            Statements of Operations

               - Three month and nine month periods ended
                   September 30, 1995 and 1994                              4

            Statements of Cash Flows

               - Nine month periods ended September 30, 1995 and 1994       5

            Notes to Financial Statements                                   6

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                           7

PART II.    OTHER INFORMATION                                               9


SIGNATURES                                                                 10


                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
                               BALANCE SHEETS

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                       1995            1994
                                                  -------------    ------------
                                                   (Unaudited)
ASSETS:

Current Assets:
  Cash and cash equivalents                         $     1,446    $     1,399
  Oil and gas sales receivable                           38,320         49,586
                                                    -----------    -----------
    Total Current Assets                                 39,766         50,985
                                                    -----------    -----------
Oil and Gas Properties, using full cost
  accounting                                          5,617,916      5,615,841
Less-Accumulated depreciation, depletion
  and amortization                                   (5,404,790)    (5,289,767)
                                                    -----------    -----------
                                                        213,126        326,074
                                                    -----------    -----------
                                                    $   252,892    $   377,059
                                                    ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
  Accounts payable and accrued liabilities               52,951        107,165
                                                    -----------    -----------

Deferred Revenues                                         8,747          8,853

Partners' Capital                                       191,194        261,041
                                                    -----------    -----------
                                                    $   252,892    $   377,059
                                                    ===========    ===========




                   See accompanying notes to financial statements.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
                          STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                     SEPTEMBER 30,                SEPTEMBER 30,
                                 ---------------------      -----------------------
                                   1995         1994          1995           1994
                                 -------     ---------      --------      ---------
REVENUES:
  Oil and gas sales              $41,578     $  64,801      $137,250      $ 301,938
  Interest income                     21            12            47             26
  Other income                        38            --            41             60
                                 -------     ---------      --------      ---------
                                  41,637        64,813       137,338        302,024
                                 -------     ---------      --------      ---------
COSTS AND EXPENSES:
  Lease operating                  5,922        17,818        44,945         56,403
  Production taxes                 3,258         3,517        10,170         15,260
  Depreciation, depletion
    and amortization -
      Normal provision            16,643        41,080        63,157        165,823
      Additional provision            --       157,502        51,866        315,266
  General and administrative       4,711         5,828        17,358         22,924
  Interest expense                   641            --         2,132             --
                                 -------     ---------      --------      ---------
                                  31,175       225,745       189,628        575,676
                                 -------     ---------      --------      ---------
NET INCOME (LOSS)                $10,462     $(160,932)     $(52,290)     $(273,652)
                                 =======     =========      ========      =========

Limited Partners' net income
  (loss) per unit                $  1.71     $  (26.34)     $  (8.56)     $  (44.79)
                                 =======     =========      ========      =========



                 See accompanying note to financial statements.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 -----------------------
                                                                   1995           1994
                                                                 --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (Loss)                                                  $(52,290)     $(273,652)
  Adjustments to reconcile income (loss) to
    net cash provided by operations:
    Depreciation, depletion and amortization                      115,023        481,089
    Deferred revenues                                                (106)        (1,248)
    Change in assests and liabilities:
      (Increase) decrease in oil and gas sales receivable          11,266         88,869
      Increase (decrease) in accounts payable
        and accrued liabilities                                   (54,214)      (199,762)
                                                                 --------      ---------
           Net cash provided by (used in) operating activities     19,679         95,296
                                                                 --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties                              (2,075)        (9,507)
  Proceeds from sales of oil and gas properties                        --          9,556
                                                                 --------      ---------
           Net cash provided by (used in) investing activities     (2,075)            49
                                                                 --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to partners                                  (17,557)       (95,320)
                                                                 --------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   47             25
                                                                 --------      ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    1,399          1,348
                                                                 --------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  1,446      $   1,373
                                                                 ========      =========





               See accompanying notes to financial statements.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)





(1)  GENERAL INFORMATION -

          The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1994 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  DEFERRED REVENUES -

          Deferred Revenues represent a gas imbalance liability assumed as part of property acquisitions. The imbalance is accounted for on the entitlements methods, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to deferred revenues.

(3)  CONCENTRATION OF CREDIT RISK -

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

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Partnership was formed for the purpose of investing in producing oil and gas properties located within the continental United States. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership is formed, it commences its "acquisition" phase, with all funds placed in short-term investments until required for such property acquisitions. The interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires producing properties, net cash from operations becomes available for distribution, along with the investment income. After partnership funds have been expended on producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, oil and gas sales generate substantially all revenues, and distributions to partners reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of acquired oil and gas properties, when the sale of such properties is economically appropriate or preferable to continued operation.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership has completed the acquisition of producing oil and gas properties, expending all of the limited partners' net commitments available for property acquisitions.

     The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds in addition to the remaining unexpended net capital commitments of the partners are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

     The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1995 (current quarter) when compared to the quarter ended September 30, 1994 (corresponding quarter), and for the nine months ended September 30, 1995 (current period), when compared to the nine months ended September 30, 1994 (corresponding period).

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Oil and gas sales declined $23,223 or 36 percent in the current quarter of 1995 when compared to the corresponding quarter in 1994, primarily due to decreased gas production. Current quarter gas production declined 25 percent when compared to third quarter 1994 production volumes. A decline in gas prices of 16 percent or $.27/MCF further contributed to decreased revenues.

     Associated depreciation expense decreased 59 percent or $24,437.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1994 for $157,502 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties based on the prices in effect at the filing date, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission. Using prices in effect at September 30, 1994, the Partnership would have recorded an additional provision at September 30, 1994 in the amount of $219,905.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Oil and gas sales decreased $164,688 or 55 percent in the first nine months of 1995 over the corresponding period in 1994. A decline of 37 percent in gas production was a contributing factor to the decreased revenues for the period. Also, current period gas prices decreased 37 percent or $.78/MCF compared to the corresponding period in 1994, further contributing to decreased income.

     Associated depreciation expense decreased 62 percent or $102,666.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1995 and 1994 for $51,866 and $315,266, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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

                                            SWIFT ENERGY INCOME
                                            PARTNERS 1986-B, LTD.
                                            (Registrant)

                                      By:   SWIFT ENERGY COMPANY
                                            Managing General Partner


Date:  November 13, 1995              By:   /s/ John R. Alden
       -----------------                    ----------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:  November 13, 1995              By:   /s/ Alton D. Heckaman, Jr.
       -----------------                    ----------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer