Form 10-K405
period 1995-12-31
SWIFT ENERGY INCOME PARTNERS 1986-B LTD
filed 1996-03-28
CIK 806614

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-K


      [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED  DECEMBER 31, 1995

                                     OR

      [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ________ TO ________


                      COMMISSION FILE NUMBER  0-17021


                 SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS
                    CERTIFICATE OF LIMITED PARTNERSHIP)

        TEXAS                                            76-0198754
(State of Organization)                     (I.R.S. Employer Identification No.)


                       16825 Northchase Dr., Suite 400
                             Houston, Texas 77060
                                (713) 874-2700
         (Address and telephone number of principal executive offices)


          Securities registered pursuant to Section 12(b) of the Act:
                                    None

          Securities registered pursuant to Section 12(g) of the Act:
                     6,108.53 Limited Partnership Units


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes   X    No
                                     ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Registrant does not have an aggregate market value for its Limited Partnership Interests.

                      Documents Incorporated by Reference

DOCUMENT                                                INCORPORATED AS TO

   Registration Statement No. 33-1875                   Items 1 and 13
     on Form S-1

                              TABLE OF CONTENTS

                           FORM 10-K ANNUAL REPORT
                    FOR THE PERIOD ENDED DECEMBER 31, 1995

                   SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.


ITEM NO.                                PART I                            PAGE
--------                                ------                            ----
   1                     Business                                          I-1
   2                     Properties                                        I-4
   3                     Legal Proceedings                                 I-6
   4                     Submission of Matters to a Vote of
                           Security Holders                                I-6


                                        PART II
                                        -------
   5                     Market Price of and Distributions on the
                           Registrant's Units and Related Limited
                           Partner Matters                                 II-1
   6                     Selected Financial Data                           II-2
   7                     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations   II-2
   8                     Financial Statements and Supplementary Data       II-3
   9                     Disagreements on Accounting and Financial
                           Disclosure                                      II-3


                                        PART III
                                        --------
  10                     Directors and Executive Officers of the
                           Registrant                                      III-1
  11                     Executive Compensation                            III-2
  12                     Security Ownership of Certain Beneficial
                           Owners and Management                           III-2
  13                     Certain Relationships and Related Transactions    III-2


                                        PART IV
                                        -------
  14                     Exhibits, Financial Statement Schedules
                           and Reports on Form 8-K                         IV-1


                                        OTHER
                                        -----
                         Signatures

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.

                                    PART I


ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF PARTNERSHIP

        Swift Energy Income Partners 1986-B, Ltd., a Texas limited partnership (the "Partnership" or the "Registrant"), is a partnership formed under a public serial limited partnership offering denominated Swift Energy Income Partners II (Registration Statement No. 33-1875 on Form S-1, originally declared effective January 14, 1986, and amended effective October 8, 1986 [the "Registration Statement"]). The Partnership was formed effective July 15, 1986 under a Limited Partnership Agreement dated June 30, 1986. The initial 697 limited partners made capital contributions of $6,108,529.

        The Partnership is principally engaged in the business of acquiring, developing and, when appropriate, disposing of working interests in proven oil and gas properties within the continental United States. The Partnership does not engage in exploratory drilling. Each working interest held by the Partnership entitles the Partnership to receive, in kind or in value, a share of the production of oil and gas from the producing property, and obligates the Partnership to participate in the operation of the property and to bear its proportionate share of all operating costs associated therewith. The Partnership typically holds less than the entire working interest in its producing properties.

        At December 31, 1995, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (I.E., limited partners' commitments available to the Partnership for property acquisitions after payment of organization fees and expenses) in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

        The Partnership's business and affairs are conducted by its Managing General Partner, Swift Energy Company, a Texas corporation ("Swift"). The Partnership's Special General Partner, VJM Corporation, a California corporation ("VJM"), consults with and advises Swift as to certain financial matters. Swift is the designated operator of many of the properties in which the Partnership owns interests. The remaining properties are operated by industry operators designated by the owners of a majority of the working interest in each property.

        The general manner in which the Partnership acquires producing properties and otherwise conducts its business is described in detail in the Registration Statement under "Proposed Activities," which is incorporated herein by reference.

COMPETITION, MARKETS AND REGULATIONS

        COMPETITION

        The oil and gas industry is highly competitive in all its phases. The Partnership encounters strong competition from many other oil and gas producers, many of which possess substantial financial resources, in acquiring economically desirable Producing Properties.

        MARKETS

        The amounts of and price obtainable for oil and gas production from Partnership Properties will be affected by market factors beyond the control of the Partnership. Such factors include the extent of domestic production, the level of imports of foreign oil and gas, the general level of market demand on a regional, national and worldwide basis, domestic and foreign economic conditions that determine levels of industrial production, political events in foreign oil-producing regions, and variations in governmental regulations and tax laws and the imposition of new governmental requirements upon the oil and gas industry. There can be no assurance that oil and gas prices will not decrease in the future, thereby decreasing net Revenues from Partnership Properties.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.

        From time to time, there may exist a surplus of natural gas or oil supplies, the effect of which may be to reduce the amount of hydrocarbons that the Partnerships may produce and sell while such oversupply exists. In recent years, initial steps have been taken to provide additional gas transportation lines from Canada to the United States. If additional Canadian gas is brought to the United States market, it could create downward pressure on United States gas prices.

        REGULATIONS

        ENVIRONMENTAL REGULATION

        The federal government and various state and local governments have adopted laws and regulations regarding the control of contamination of the environment. These laws and regulations may require the acquisition of a permit by Operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas or where pollution arises and impose substantial liabilities for pollution resulting from operations, particularly operations near or in onshore and offshore waters or on submerged lands. These laws and regulations may also increase the costs of routine drilling and operation of wells. Because these laws and regulations change frequently, the costs to the Partnership of compliance with existing and future environmental regulations cannot be predicted. However, the Managing Partner does not believe that the Partnership is affected in a significantly different manner by these regulations than are its competitors in the oil and gas industry.

        FEDERAL REGULATION OF NATURAL GAS

        The transportation and sale of natural gas in interstate commerce is heavily regulated by agencies of the federal government. The following discussion is intended only as a summary of the principal statutes, regulations and orders that may affect the production and sale of natural gas from Partnership Properties. This summary should not be relied upon as a complete review of applicable natural gas regulatory provisions.

        PRICE CONTROLS

        Prior to January 1, 1993, the sale of natural gas production was subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 ("NGPA"). Under the Natural Gas Wellhead Decontrol Act of 1989, however, all price regulation under the NGPA and Natural Gas Act rate, certificate and abandonment requirements were phased out effective as of January 1, 1993.

        FERC ORDERS

        Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission ("FERC") from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC's jurisdiction. In April 1992, the FERC issued Order No. 636 pertaining to pipeline restructuring. This rule requires interstate pipelines to unbundle transportation and sales services by separately stating the price of each service and by providing customers only the particular service desired, without regard to the source for purchase of the gas. The rule also requires pipelines to (i) provide nondiscriminatory "no-notice" service allowing firm commitment shippers to receive delivery of gas on demand up to certain limits without penalties,
(ii) establish a basis for release and reallocation of firm upstream pipeline capacity, and (iii) provide non-discriminatory access to capacity by firm transportation shippers on a downstream pipeline. The rule requires interstate pipelines to use a straight fixed variable rate design. The rule imposes these same requirements upon storage facilities.

        FERC Order No. 500 affects the transportation and marketability of natural gas. Traditionally, natural gas had been sold by producers to pipeline companies, which then resold the gas to end-users. FERC Order No. 500 altered this market structure by requiring interstate pipelines that transport gas for others to provide transportation service to producers, distributors and all other shippers of natural gas on a nondiscriminatory, "first-come, first-served" basis (open access transportation"), so that producers and other shippers can sell natural gas directly to end-users.
FERC Order No. 500 contains additional provisions intended to promote greater competition in natural gas markets.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.

        It is not anticipated that the marketability of and price obtainable for natural gas production from Partnership Properties will be significantly affected by FERC Order No. 500. Gas produced from Partnership Properties normally will be sold to intermediaries who have entered into transportation arrangements with pipeline companies. These intermediaries will accumulate gas purchased from a number of producers and sell the gas to end-users through open access pipeline transportation.

        STATE REGULATIONS

        Production of any oil and gas from Partnership Properties will be affected to some degree by state regulations. Many states in which the Partnership will operate have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. Certain state regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.

        FEDERAL LEASES

        Some of the Partnership's properties are located on federal oil and gas leases administered by various federal agencies, including the Bureau of Land Management. Various regulations and orders affect the terms of leases, exploration and development plans, methods of operation and related matters.

EMPLOYEES

        The Partnership has no employees. Swift, however, has a staff of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1995, Swift had 176 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.

ITEM 2.  PROPERTIES

        As of December 31, 1995, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

PRINCIPAL OIL AND GAS PRODUCING PROPERTIES

        The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

        1. The East Bridges Field is in Shelby County, Texas (Jones O'Brien, acquisition). Swift operates two wells which produce from the Mooringsport and James Lime formations. These wells account for 58% of the value.

        2. The Valentine Field is in La Fourche Parish, Louisiana (JPM and Valentine acquisition). One well produces from the SC-3-A formation, accounting for 26% of the value.

        The remaining value in the Partnership is attributable to numerous properties none of which equals or exceeds 15 percent of the total Partnership value.

TITLE TO PROPERTIES

        Title to substantially all significant producing properties of the Partnership has been examined. The properties are subject to royalty, overriding royalty and other interests customary in the industry. The Managing General Partner does not believe any of these burdens materially detract from the value of the properties or will materially detract from the value of the properties or materially interfere with their use in the operation of the business of the Partnership.

PRODUCTION AND SALES PRICE

        The following table summarizes the sales volumes of the Partnership's net oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas.

                                         NET PRODUCTION
                                  -----------------------------
                                      FOR THE YEARS ENDED
                                           DECEMBER 31,
                                  -----------------------------
                                    1995       1994      1993
                                  -------    -------    -------
Net Volumes (Equivalent MCFs)     114,327    172,202    232,280

Average Sales Price
   per Equivalent MCF               $1.54      $2.06      $2.20

Average Production Cost
   per Equivalent MCF
   (includes production taxes)      $0.64      $0.59      $1.04


                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.

NET PROVED OIL AND GAS RESERVES

        Presented below are the estimates of the Partnership's proved reserves as of December 31, 1995, 1994 and 1993. All of the Partnership's proved reserves are located in the United States.

                                                           DECEMBER 31,
                                   ------------------------------------------------------------
                                          1995                 1994                   1993
                                   -----------------     -----------------     ----------------
                                             NATURAL               NATURAL              NATURAL
                                     OIL       GAS         OIL       GAS        OIL       GAS
                                   ------     -----      -------    ------     ------    ------
                                    (BBLS)    (MMCF)      (BBLS)    (MMCF)     (BBLS)    (MMCF)
                                   ------     -----      -------    ------     ------    ------
PROVED DEVELOPED
   RESERVES AT END OF YEAR          7,246       485       8,070       400      17,035      746
                                   ------      ----      ------      ----      ------    -----
                                   ------      ----      ------      ----      ------    -----
PROVED RESERVES
   Balance at beginning
     of year                        8,070       400      17,035       746      60,335    1,120

   Extensions, discoveries
      and other additions              --        --          --        --          --       --

   Revisions of previous
     estimates                      1,407       186      (6,971)     (186)    (35,641)    (187)

   Sales of minerals in
     place                             --        --          --        --          --       (1)

   Production                      (2,231)     (101)     (1,994)     (160)     (7,659)    (186)
                                   ------      ----      ------      ----      ------    -----

   Balance at end of year           7,246       485       8,070       400      17,035      746
                                   ------      ----      ------      ----      ------    -----
                                   ------      ----      ------      ----      ------    -----

        Revisions of previous quantity estimates are related to upward or downward variations based on current engineering information for production rates, volumetrics and reservoir pressure. Additionally, changes in quantity estimates are the result of the increase or decrease in crude oil and natural gas prices at each year end which have the effect of adding or reducing proved reserves on marginal properties due to economic limitations.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.

        The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1995:

                                              RESERVES
                                         DECEMBER 31, 1995
                                         ------------------
                                                    NATURAL          WELLS
                                          OIL         GAS        ---------------
ACQUISITION               STATE(S)       (BBLS)      (MMCF)      GROSS      NET
-----------              ----------      ------     --------     -----     -----
Woolf & Magee            AL, LA, TX       3,328         9          78      1.021
JPM & Valentine          LA               2,373        57           9      0.822
Jones O'Brien            TX               1,476       367           5      1.939
Kaiser Francis I         AR, OK              69        52           7      0.119
                                          -----       ---          --      -----
                                          7,246       485          99      3.901
                                          -----       ---          --      -----
                                          -----       ---          --      -----


        There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates of other engineers might differ from those above, audited by H. J. Gruy and Associates, Inc., an independent petroleum consulting firm. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate, and, as a general rule, reserve estimates based upon volumetric analysis are inherently less reliable than those based on lengthy production history. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

        In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1995 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1995 and the date of this report.

        Future prices received for the sale of the Partnership's products may be higher or lower than the prices used in the evaluation described above; the operating costs relating to such production may also increase or decrease from existing levels. The estimates presented above are in accordance with rules adopted by the Securities and Exchange Commission.

ITEM 3. LEGAL PROCEEDINGS

        The Partnership is not aware of any material pending legal proceedings to which it is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of limited partners during the fourth quarter of the fiscal year covered by this report.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.

                                    PART II


ITEM 5. MARKET PRICE OF AND DISTRIBUTIONS ON THE REGISTRANT'S UNITS AND RELATED LIMITED PARTNER MATTERS

MARKET INFORMATION

        Units in the Partnership were initially sold at a price of $1,000 per Unit. Units are not traded on any exchange and there is no established public trading market for the Units. Swift is aware of negotiated transfers of Units between unrelated parties; however, these transfers have been limited and sporadic. Due to the nature of these transactions, Swift has no verifiable information regarding prices at which Units have been transferred.

HOLDERS

        As of December 31, 1995, there were 697 Limited Partners holding Units in the Partnership.

DISTRIBUTIONS

        The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1994 and 1995, the Partnership distributed a total of $81,000 and $12,200, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

        Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1996, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

        The Partnership's Limited Partnership Agreement contains various provisions which might serve to delay, defer or prevent a change in control of the Partnership, such as the requirement of a vote of Limited Partners in order to sell all or substantially all of the Partnership's properties or the requirement of consent by the Managing General Partner to transfers of limited partnership interests.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1995, 1994, 1993, 1992, and 1991, should be read in conjunction with the financial statements included in Item 8.

                           1995           1994           1993          1992          1991
                         --------      ---------      ----------    ----------    ----------
Revenues                 $175,955      $ 354,683      $  512,103    $  377,645    $  534,218
Income (Loss)            $(49,520)     $(422,904)     $   (1,438)   $ (515,490)   $  (66,719)
Total Assets             $243,530      $ 377,059      $1,125,471    $1,375,508    $1,966,823
Cash Distributions       $ 20,330      $ 114,383      $   71,802    $   65,978    $  195,459


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership has expended all of the partners' net commitments available for property acquisitions ("net commitments") and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations will decline in future periods as the oil and gas produced from these properties also declines.

        The MGP anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

RESULTS OF OPERATIONS

        Oil and gas sales decreased 50 percent in 1995 vs. 1994. Production volumes decreased 34 percent due to a 37 percent gas production decrease and a 12 percent oil production decline. Since the Partnership's reserves are 92 percent gas, the decrease in gas production, due to an accelerated production declines on the Gautreaux #1 well and production curtailments due to declining prices, had a major impact on partnership performance. A decline in the 1995 gas prices of 32 percent or $.66/MCF further contributed to the Partnership's decreased revenues. The average sales price per equivalent MCF decreased 25 percent in 1995.

        Production cost per equivalent MCF increased 8 percent in 1995 compared to 1994; however, total production costs decreased 28 percent in 1995.

        Associated depreciation expense decreased 64 percent in 1995 when compared to 1994.

        Oil and gas sales decreased 31 percent in 1994 vs. 1993. Production volumes decreased 26 percent due to a 14 percent gas production decrease and a 74 percent oil production decline. Since the partnership's reserves are 89 percent gas, the decrease in gas production, due to an accelerated production decline on the Gautreaux #1 well, which was recompleted in 1993, and production curtailments due to declining prices, had a major impact on partnership performance. Declines in both 1994 gas and oil prices further contributed to the decreased revenues. The Partnership experienced a decline in gas prices of 2 percent or $.05/MCF and a decline in oil prices of 14 percent or $2.20/BBL. The average sales price per equivalent MCF decreased 6 percent in 1994.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.

        Production cost per equivalent MCF decreased 43 percent in 1994 compared to 1993 and total production costs decreased 58 percent in 1994.

        Associated depreciation expense decreased 19 percent in 1994 when compared to 1993.

        The Partnership recorded an additional provision in depreciation, depletion and amortization in 1995 and 1994 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value paid for oil and gas properties resulting in a full cost ceiling impairment.

        During 1996, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1995. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1996, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Part IV, Item 14(a) for index to financial statements.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 15, 1996 regarding the directors and executive officers of Swift.

                                    POSITION(S) WITH
        NAME                AGE     SWIFT AND OTHER COMPANIES
        ----                ---     -------------------------
                                DIRECTORS
                                ---------
A. Earl Swift               62      President, Chief Executive Officer and
                                    Chairman of the Board

Virgil N. Swift             67      Executive Vice President - Business
                                    Development, Vice Chairman of the Board

G. Robert Evans             64      Director of Swift; Chairman of the Board,
                                    Material Sciences Corporation;
                                    Director, Consolidated Freightways, Inc.,
                                    Fibreboard Corporation, Elco Industries, and
                                    Old Second Bancorp

Raymond O. Loen             71      Director of Swift; President, R. O. Loen
                                    Company

Henry C. Montgomery         60      Director of Swift; Chairman of the Board,
                                    Montgomery Financial Services Corporation;
                                    Director, Southwall Technology Corporation

Clyde W. Smith, Jr.         47      Director of Swift; President, Somerset
                                    Properties, Inc.

Harold J. Withrow           68      Director of Swift

                           EXECUTIVE OFFICERS
                           ------------------
Terry E. Swift              40      Executive Vice President, Chief
                                    Operating Officer

John R. Alden               50      Senior Vice President - Finance,
                                    Chief Financial Officer and Secretary

Bruce H. Vincent            48      Senior Vice President - Funds Management

James M. Kitterman          51      Senior Vice President - Operations

Alton D. Heckaman, Jr.      38      Vice President - Finance and
                                    Controller


                                     III-1

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.


        From time to time, Swift as Managing General Partner of the Partnership purchases Units in the Partnership from investors who offer the Units pursuant to their right of presentment, which purchases are made pursuant to terms set out in the Partnership's original Limited Partnership Agreement. Due to the frequency and large number of these transactions, Swift reports these transactions under Section 16 of the Securities Exchange Act of 1934 on an annual rather than a monthly basis. In some cases such annual reporting may constitute a late filing of the required Section 16 reports under the applicable Section 16 rules.

ITEM 11.  EXECUTIVE COMPENSATION

        As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers. The executive officers of Swift and VJM are not compensated by the Partnership.

        Certain fees and allowances contemplated by the Limited Partnership Agreement have been paid by the Partnership to Swift and VJM. See Note (4) in Notes To Financial Statements (Related-Party Transactions) for further discussion.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Swift Energy Company, the Managing General Partner, located at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, owns 1198 Limited Partnership Units, which is 19.61 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Swift were acquired from investors who offered the Limited Partnership Units pursuant to their right of presentment. As the Managing General Partner, Swift is not permitted generally, under the Limited Partnership Agreement, to vote its Limited Partnership Units. Swift also owns a general partnership interest of 9 percent of all partnership interests in the Partnership.

        Swift and VJM are not aware of any arrangement, the operation of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Swift as Managing General Partner and VJM as Special General Partner, subject to extensive guidelines and restrictions described in the "Conflicts of Interest" section of the Amended Prospectus contained in the Registration Statement, which is incorporated herein by reference.

        Summarized below are the principal transactions that have occurred between the Partnership and Swift, VJM and their affiliates.

        1. The oil and gas properties acquired by the Partnership, as described in Item 2, "Properties" above, were typically acquired initially by Swift from the seller thereof and subsequently transferred to the Partnership. Such transfers were made by Swift at its Property Acquisition Costs (as defined in the Limited Partnership Agreement), less any amounts received from sale of production between the time of acquisition by Swift and the time of sale to the Partnership.

        2. Swift acts as operator for many of the wells in which the Partnership has acquired interests and has received compensation for such activities in accordance with standard industry operating agreements.

        3. The Partnership paid to Swift and VJM certain fees as contemplated by the Limited Partnership Agreement. See Note (4) in Notes To Financial Statements (Related-Party Transactions) for further discussion.



                                    III-2

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a(1)    FINANCIAL STATEMENTS                                  PAGE NO.
             --------------------                                  --------
             Report of Independent Public Accountants                IV-2

             Balance Sheets as of December 31, 1995 and 1994         IV-3

             Statements of Operations for the years ended
                 December 31, 1995, 1994 and 1993                    IV-4

             Statements of Partners' Capital for the years ended
                 December 31, 1995, 1994 and 1993                    IV-5

             Statements of Cash Flows for the years ended
                 December 31, 1995, 1994 and 1993                    IV-6

             Notes to Financial Statements                           IV-7

      a(2)   FINANCIAL STATEMENT SCHEDULES
             -----------------------------

             All schedules required by the SEC are either inapplicable or the required information is included in the Financial Statements, the Notes thereto, or in other information included elsewhere in this report.

      a(3)   EXHIBITS

              3.1 Certificate of Limited Partnership of Swift Energy Income Partners 1986-B, Ltd. (including Limited Partnership Agreement of Swift Energy Income Partners 1986-B, Ltd. dated June 30, 1986), as filed July 15, 1986, with the Texas Secretary of State (excluding list of limited partners filed as part of Certificate) (Form 10-K for year ended December 31, 1988, Exhibit 3.1).

             99.1 A copy of the following section of the Prospectus dated January 14, 1986, contained in Pre-Effective Amendment No. 1 to Registration Statement No. 33-1875 on Form S-1 for Swift Energy Income Partners II, as filed on January 14, 1986, which have been incorporated herein by reference: "Proposed Activities" (pp. 27-32) and "Conflicts of Interest" (pp. 44-48). (Form 10-K for year ended December 31, 1989, Exhibit 28.1).

      b(1)   REPORTS ON FORM 8-K

             No reports on Form 8-K have been filed during the quarter ended December 31, 1995.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Swift Energy Income Partners 1986-B, Ltd.:

        We have audited the accompanying balance sheets of Swift Energy Income Partners 1986-B, Ltd., (a Texas limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 9 to the financial statements, the Managing General Partner informed the limited partners of a proposal to sell all of the Partnership's properties and dissolve and liquidate the Partnership. The affirmative vote of limited partners holding at least 51% of the limited partner units is required in order for this proposal to be effective. The Partnership's financial statements do not include any adjustments that might result should the limited partners decide to liquidate the Partnership.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Income Partners 1986-B, Ltd., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

                                         ARTHUR ANDERSEN LLP




Houston, Texas
February 19, 1996

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
                                BALANCE SHEETS
                          DECEMBER 31, 1995 AND 1994

                                                         1995             1994
                                                     -----------      -----------
ASSETS:
Current Assets:
     Cash and cash equivalents                       $     1,480      $     1,399
     Oil and gas sales receivable                         35,874           49,586
                                                     -----------      -----------
          Total Current Assets                            37,354           50,985
                                                     -----------      -----------

Gas Imbalance Receivable                                     150               --

Oil and Gas Properties, using full cost
     accounting                                        5,619,146        5,615,841
Less-Accumulated depreciation, depletion
     and amortization                                 (5,413,120)      (5,289,767)
                                                     -----------      -----------
                                                         206,026          326,074
                                                     -----------      -----------
                                                     $   243,530      $   377,059
                                                     -----------      -----------
                                                     -----------      -----------
LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts payable and accrued liabilities        $    43,625      $   107,165
                                                     -----------      -----------

Deferred Revenues                                          8,714            8,853

Partners' Capital                                        191,191          261,041
                                                     -----------      -----------
                                                     $   243,530      $   377,059
                                                     -----------      -----------
                                                     -----------      -----------







               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
                         STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                     1995        1994       1993
                                   --------   ---------   --------
REVENUES:
   Oil and gas sales               $175,830   $ 354,527   $512,062
   Interest income                       81          51         41
   Other                                 44         105         --
                                   --------   ---------   --------
                                    175,955     354,683    512,103
                                   --------   ---------   --------
COSTS AND EXPENSES:
   Lease operating                   60,799      83,682    208,131
   Production taxes                  12,876      18,263     32,306
   Depreciation, depletion
     and amortization -
       Normal provision              71,487     196,787    243,574
       Additional provision          51,866     450,054         --
   General and administrative        26,281      28,801     27,433
   Interest expense                   2,166          --      2,097
                                   --------   ---------   --------
                                    225,475     777,587    513,541
                                   --------   ---------   --------
INCOME (LOSS)                      $(49,520)  $(422,904)  $ (1,438)
                                   --------   ---------   --------
                                   --------   ---------   --------









                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
                       STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                           LIMITED    GENERAL   COMBINING
                           PARTNERS   PARTNERS  ADJUSTMENT     TOTAL
                          ---------   --------  ----------   ---------
BALANCE,
   DECEMBER 31, 1992      $ 746,091   $ 22,936   $102,541    $ 871,568

INCOME (LOSS)                   149     17,867    (19,454)      (1,438)

CASH DISTRIBUTIONS          (71,802)        --         --      (71,802)
                          ---------   --------   --------    ---------
BALANCE,
   DECEMBER 31, 1993        674,438     40,803     83,087      798,328
                          ---------   --------   --------    ---------

INCOME (LOSS)              (364,741)    15,479    (73,642)    (422,904)

CASH DISTRIBUTIONS          (81,000)   (33,383)        --     (114,383)
                          ---------   --------   --------    ---------
BALANCE,
   DECEMBER 31, 1994        228,697     22,899      9,445      261,041
                          ---------   --------   --------    ---------

INCOME (LOSS)               (44,824)     1,914     (6,610)     (49,520)

CASH DISTRIBUTIONS          (12,200)    (8,130)        --      (20,330)
                          ---------   --------   --------    ---------
BALANCE,
   DECEMBER 31, 1995      $ 171,673   $ 16,683   $  2,835    $ 191,191
                          ---------   --------   --------    ---------
                          ---------   --------   --------    ---------

LIMITED PARTNERS' NET INCOME (LOSS)
   PER UNIT

     1993                 $    .02
                          --------
                          --------
     1994                 $ (59.71)
                          --------
                          --------
     1995                 $  (7.34)
                          --------
                          --------





               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
                        STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                 1995         1994         1993
                                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                             $ (49,520)   $(422,904)   $  (1,438)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                  123,353      646,841      243,574
      Change in gas imbalance receivable
          and deferred revenues                                                    (289)      (3,773)      (2,835)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                      13,712      100,567      (68,932)
        Increase (decrease) in accounts payable
          and accrued liabilities                                               (63,540)    (207,352)    (103,961)
                                                                              ---------    ---------    ---------
                  Net cash provided by (used in) operating activities            23,716      113,379       66,408
                                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                          (3,305)      (8,501)     (79,288)
    Proceeds from sales of oil and gas properties                                    --        9,556      154,795
                                                                              ---------    ---------    ---------
                   Net cash provided by (used in) investing activities           (3,305)       1,055       75,507
                                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                              (20,330)    (114,383)     (71,802)
    Payments on note payable                                                         --           --      (70,001)
                                                                              ---------    ---------    ---------
                   Net cash provided by (used in) financing activities          (20,330)    (114,383)    (141,803)
                                                                              ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 81           51          112
                                                                              ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    1,399        1,348        1,236
                                                                              ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $  1,480    $   1,399    $   1,348
                                                                              ---------    ---------    ---------
                                                                              ---------    ---------    ---------
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                     $  2,166    $      --    $   2,528
                                                                              ---------    ---------    ---------
                                                                              ---------    ---------    ---------








               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
                        NOTES TO FINANCIAL STATEMENTS


(1) ORGANIZATION AND TERMS OF PARTNERSHIP AGREEMENT -

        Swift Energy Income Partners 1986-B, Ltd., a Texas limited partnership (the Partnership), was formed on July 15, 1986, for the purpose of purchasing and operating producing oil and gas properties within the continental United States. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The general partners are required to contribute up to 1/99th of limited partner net contributions. The 697 limited partners made total capital contributions of $6,108,529.

        Property acquisition costs and the management fee are borne 99 percent by the limited partners and one percent by the general partners. Organization and syndication costs were borne solely by the limited partners.

        Initially, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the limited partners and 15 percent to the general partners. After a certain period of partnership operations, but prior to partnership payout, as defined, one-third of these costs and revenues otherwise allocable to the general partners will be reallocated to the limited partners if the cash distribution rate (as defined in the Partnership Agreement) is less than 17.5 percent. Through December 31, 1988, the Partnership's continuing costs and revenues were allocated 85 percent to the limited partners and 15 percent to the general partners. Thereafter one-third of the general partners' share was reallocated to the limited partners as the cash distribution rate fell below 17.5 percent. Payout had not occurred as of December 31, 1995.

(2) SIGNIFICANT ACCOUNTING POLICIES -

USE OF ESTIMATES -

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

OIL AND GAS PROPERTIES -

        For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1995, 1994 and 1993.

        Future development, site restoration, dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Partnership's capitalized oil and gas property costs are amortized.

        The unamortized cost of oil and gas properties is limited to the "ceiling limitation", (calculated separately for the Partnership, limited partners, and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from proved properties using current prices, discounted at ten percent, and the lower of cost or fair value of unproved properties. Proceeds from the sale or disposition of oil and gas properties are treated as a reduction of oil and gas property costs with no gains or losses being recognized except in significant transactions.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

        The Partnership computes the provision for depreciation, depletion and amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties, including future development, site restoration, dismantlement and abandonment costs, by an overall amortization rate that is determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves at the beginning of the period.

        The calculation of the "ceiling limitation" and the provision for depreciation, depletion, and amortization is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

STATEMENTS OF CASH FLOWS -

        Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

(3) OIL AND GAS CAPITALIZED COSTS -

        The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                   YEAR ENDED DECEMBER 31,
                                -----------------------------
                                 1995       1994        1993
                                ------     ------     -------
        Acquisition of
          proved properties     $   --     $   --     $    --

        Development              3,305      8,501      79,288
                                ------     ------     -------
                                $3,305     $8,501     $79,288
                                ------     ------     -------
                                ------     ------     -------

        All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

        During 1995 and 1994, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in additional provisions for depreciation, depletion and amortization of $51,866 and $450,054, respectively. In computing the Partnership's third quarter 1994 "ceiling limitation", the Partnership utilized the product prices in effect at the date of the filing of the Partnership's report on Form 10-Q. Utilizing these subsequent prices, the write down recorded by the Partnership was $62,403 less than the amount that would have been recorded using product prices in effect at September 30, 1994.

        In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1995 and 1994, resulting in valuation allowances of $46,679 and $390,653, respectively. These amounts are included in the income (loss) attributable to the limited partners shown in the statements of partners' capital together with "combining adjustments" for the differences between the limited partners' valuation allowances and the Partnership's valuation allowances. The "combining adjustments" change quarterly as the Partnership's total depreciation, depletion and amortization provision is more or less than the combined depreciation, depletion and amortization provision attributable to general and limited partners.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(4) RELATED-PARTY TRANSACTIONS -

        An affiliate of the Special General Partner, as Dealer Manager, received $152,713 for managing and overseeing the offering of limited partnership units.

        A one-time management fee of $152,713 was paid to Swift in 1986 for services performed for the Partnership. In 1995, 1994 and 1993 Swift absorbed all the general and administrative overhead attributable to the Partnership.

(5) FEDERAL INCOME TAXES -

        The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

        The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1995, 1994 and 1993 was $59,100, $168,476 and $210,220, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

        For federal income tax purposes, depletion with respect to production of oil and gas is computed separately by the partners and not by the Partnership. Since the amount of depletion on the production of oil and gas is not computed at the Partnership level, depletion is not included in the Partnership's income for federal income tax purposes but is charged directly to the partners' capital accounts to the extent of the cost of the leasehold interests, and thus is treated as a separate item on the partners' Schedule K-1. Depletion for federal income tax purposes may vary from that computed for financial reporting purposes in cases where a ceiling adjustment is recorded, as such amount is not recognized for tax purposes.

(6) GAS IMBALANCES -

        The gas imbalance receivable and deferred revenues represent imbalances assumed as part of property acquisitions. The imbalances are accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to the gas imbalance receivable or deferred revenues as applicable.

(7) VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

        The Partnership's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

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

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS -

        The Partnership's financial instruments consist of cash and cash equivalents and short-term receivables and payables. The carrying amounts approximate fair value due to the highly liquid nature of the short-term instruments.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(9) SUBSEQUENT EVENTS -

        In February 1996, the Managing General Partner informed the limited partners of a proposal to sell all the Partnership's properties and dissolve and liquidate the Partnership. The meeting of the partners is to be held March 20, 1996. The affirmative vote of limited partners holding at least 51% of the limited partner units is required in order for this proposal to be effective. The Partnership's financial statements do not include any adjustments that might result should the limited partners decide to liquidate the Partnership.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.

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

                                                  SWIFT ENERGY INCOME
                                                  PARTNERS 1986-B, LTD.
                                                  (Registrant)

                                         By:      SWIFT ENERGY COMPANY
                                                  General Partner

Date:      March 15, 1996                By:     s/b A. Earl Swift
        -----------------------                  ------------------------------
                                                 A. Earl Swift
                                                 President

Date:      March 15, 1996                By:     s/b John R. Alden
        -----------------------                  ------------------------------
                                                 John R. Alden
                                                 Principal Financial Officer

Date:      March 15, 1996                By:     s/b Alton D. Heckaman, Jr.
        -----------------------                  ------------------------------
                                                 Alton D. Heckaman, Jr.
                                                 Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                 SWIFT ENERGY INCOME
                                                 PARTNERS 1986-B, LTD.
                                                 (Registrant)

                                         By:     SWIFT ENERGY COMPANY
                                                 General Partner

Date:      March 15, 1996                By:     s/b A. Earl Swift
        -----------------------                  ------------------------------
                                                  A. Earl Swift
                                                  Director and Principal
                                                  Executive Officer

Date:      March 15, 1996                By:      s/b Virgil N. Swift
        -----------------------                   -----------------------------
                                                  Virgil N. Swift
                                                  Director and Executive
                                                  Vice President - Business
                                                  Development

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.


Date:      March 15, 1996                By:      s/b G. Robert Evans
        -----------------------                   -----------------------------
                                                  G. Robert Evans
                                                  Director

Date:      March 15, 1996                By:      s/b Raymond O. Loen
        -----------------------                   -----------------------------
                                                  Raymond O. Loen
                                                  Director

Date:      March 15, 1996                By:      s/b Henry C. Montgomery
        -----------------------                   -----------------------------
                                                  Henry C. Montgomery
                                                  Director

Date:     March 15, 1996                 By:      s/b Clyde W. Smith, Jr.
        -----------------------                   -----------------------------
                                                  Clyde W. Smith, Jr.
                                                  Director

Date:      March 15, 1996                By:      s/b Harold J. Withrow
        -----------------------                   -----------------------------
                                                  Harold J. Withrow
                                                  Director