Form 10-Q
period 1996-03-31
SWIFT ENERGY INCOME PARTNERS 1986-B LTD
filed 1996-05-14
CIK 806614

                                   FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


       [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1996

                                      OR

      [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission File number 0-17021


                   SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
            (Exact name of registrant as specified in its charter)

                  TEXAS                                                           76-0198754
(State or other jurisdiction of organization)                         (I.R.S. Employer Identification No.)

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

                                    INDEX



PART I.    FINANCIAL INFORMATION                                           PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - March 31, 1996 and December 31, 1995                       3

            Statements of Operations

                - Three month periods ended March 31, 1996 and 1995          4

            Statements of Cash Flows

                - Three month periods ended March 31, 1996 and 1995          5

            Notes to Financial Statements                                    6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                     7

PART II.    OTHER INFORMATION                                                8


SIGNATURES                                                                   9

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.

                                BALANCE SHEETS

                                                                                             MARCH 31,          DECEMBER 31,
                                                                                               1996                 1995
                                                                                            ----------           ----------
                                                                                            (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,487       $        1,480
              Oil and gas sales receivable                                                     71,360               35,874
                                                                                       ---------------      ---------------
                   Total Current Assets                                                        72,847               37,354
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                                 160                  150
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    5,619,001            5,619,146
         Less-Accumulated depreciation, depletion
              and amortization                                                             (5,421,121)          (5,413,120)
                                                                                       ---------------      ---------------
                                                                                              197,880              206,026
                                                                                       ---------------      ---------------
                                                                                       $      270,887       $      243,530
                                                                                             =========          ===========

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       37,117       $       43,625
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                      8,292                8,714

         Partners' Capital                                                                    225,478              191,191
                                                                                       ---------------      ---------------
                                                                                       $      270,887       $      243,530
                                                                                            ==========          ===========











                See accompanying notes to financial statements.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)






                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       ------------------------
                                                                                          1996          1995
                                                                                       -----------  -----------

         REVENUES:
             Oil and gas sales                                                   $        73,939   $        51,165
             Interest income                                                                   7                 6
                                                                                 ---------------   ---------------
                                                                                          73,946            51,171
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              17,826            24,046
             Production taxes                                                              2,579             3,766
             Depreciation, depletion
               and amortization -
                   Normal provision                                                        8,001            28,802
                   Additional provision                                                       --            51,866
             General and administrative                                                   10,145             4,518
                                                                                 ---------------   ---------------
                                                                                          38,551           112,998
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        35,395   $       (61,827)
                                                                                    ============       ============


         LIMITED PARTNERS' NET INCOME (LOSS)
             PER UNIT

         MARCH 31, 1996                       $          5.79
                                                 ============
         MARCH 31, 1995                       $        (10.12)
                                                 =============







                See accompanying note to financial statements.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                      --------------------------------
                                                                                          1996               1995
                                                                                      -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       35,395          $       (61,827)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                           8,001                   80,668
      Change in gas imbalance receivable
          and deferred revenues                                                           (432)                      --
      Change in assests and liabilities:
        (Increase) decrease in oil and gas sales receivable                            (35,486)                   2,188
        Increase (decrease) in accounts payable
          and accrued liabilities                                                       (6,508)                  (7,953)
                                                                               ---------------          ---------------
                Net cash provided by (used in) operating activities                        970                   13,076
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of oil and gas properties                                          145                      778
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (1,108)                 (13,847)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         7                        7
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,480                    1,399
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,487          $         1,406
                                                                                   ===========              ===========
















                See accompanying notes to financial statements.

                  SWIFT ENERGY INCOME PARTNERS 1986-B, LTD.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)





(1)  GENERAL INFORMATION -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1995 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  GAS IMBALANCES -

                  The gas imbalance receivable and deferred revenues are accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to the gas imbalance receivable or deferred revenues as applicable.

(3)  VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

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

(4)  FAIR VALUE OF FINANCIAL INSTRUMENTS -

                  The Partnership's financial instruments consist of cash and cash equivalents and short-term receivables and payables. The carrying amounts approximate fair value due to the highly liquid nature of the short-term instruments.

(5)  SUBSEQUENT EVENTS -

                  In February 1996, the Managing General Partner informed the limited partners of a proposal to sell all the Partnership's properties and dissolve and liquidate the Partnership. The special meeting of Limited Partners was held on March 20, 1996. Of the total units held by the Limited Partners, a majority voted for adoption of the proposal for sales of substantially all of the assets of the Partnership and the dissolution, winding up and termination of the Partnership. The Partnership's financial statements do not reflect any adjustments that might result from the liquidation of the Partnership.

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

RESULTS OF OPERATIONS

      Oil and gas sales increased $22,774 or 45 percent in the first quarter of 1996 when compared to the same period in 1995, partially due to increased gas and oil prices. An increase in gas prices of 68 percent or $.83/MCF and in oil prices of 8 percent or $1.26/BBL had a significant impact on partnership performance. Current quarter gas and oil production declined 45 percent and 30 percent, respectively, when compared to first quarter 1995 production volumes, partially offsetting the effect of increased gas and oil prices.

      Also, current quarter oil and gas sales increased due to the settlement of pending litigation on the Kaiser Francis I acquisition, Cassel 1-17 well. Take or pay proceeds were received in the amount of $28,369 and recorded in the March revenues.

      Associated depreciation expense decreased 72 percent or $20,801.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first quarter of 1995 for $51,866 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

      During 1996, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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

                                                                       SWIFT ENERGY INCOME
                                                                       PARTNERS 1986-B, LTD.
                                                                       (Registrant)

                                                            By:        SWIFT ENERGY COMPANY
                                                                       Managing General Partner

Date:     May 1, 1996                                       By:        /s/ John R. Alden
         -----------------------                                       --------------------------------
                                                                       John R. Alden
                                                                       Senior Vice President, Secretary
                                                                       and Principal Financial Officer

Date:     May 1, 1996                                       By:        /s/ Alton D. Heckaman, Jr.
         -----------------------                                       --------------------------------
                                                                       Alton D. Heckaman, Jr.
                                                                       Vice President, Controller
                                                                       and Principal Accounting Officer


                              INDEX TO EXHIBITS



27 --           Financial Data Schedule